Form 10KSB
period 1999-12-31
CERRITOS HOLDINGS INC
filed 2000-05-08
CIK 1096299

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 1999

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        For the transition period from To


                        Commission file number 000-27733
                                               ---------

                             Cerritos Holdings, Inc.
                 (Name of small business issuer in its charter)

            Nevada                                        77-0497976
 ------------------------------------                ---------------
   State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization                       Identification No.)

                 5350 Byrne Road, Burnaby, B.C. Canada V5J 3J3
                 ---------------------------------------------
               (Address of principal executive offices) (Zip code)


Issuer's telephone number                      (604) 603-2542
                                              ---------------

Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                          Common Stock, par value $.001
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's  revenues for its most recent fiscal year. $ -0-
                                                               -----

     As of April 5, 2000, there were 12,000,000 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $28,500,000 computed at the average bid and asked price as of December 31, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

 Transitional Small Business Disclosure Format (check one):  Yes       ; NO X
                                                                 -----     --

                                TABLE OF CONTENTS


Item Number and Caption                                                    Page

PART I

Item 1.           Description of Business.....................................4

Item 2.           Description of Property.....................................6

Item 3.           Legal Proceedings...........................................6

Item 4.           Submission of Matters to a Vote of Security Holders.........6


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters....7

Item 6.           Management's Discussion and Analysis or Plan of Operations..8

Item 7.           Financial Statements........................................9

Item 8.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure....................................9

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..........10

Item 10.          Executive Compensation.....................................12

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.................................................12

Item 12.          Certain Relationships and Related Transactions.............13

Item 13.          Exhibits and Reports on Form 8-K...........................13

                                     PART I

                         ITEM 1 DESCRIPTION OF BUSINESS

General

         The Company intends to position itself to evolve into a vertically integrated, diversified global media entertainment company. The Company intends to acquire a number of diversified entertainment companies that will allow for the pursuit of opportunities currently available in the global marketplace.

         The Company anticipates generating revenues from several sources, including, production of new and existing feature films, as well as expanding into other areas of the entertainment industry.

         The Company's common stock is traded on the National Association of Security Dealers, Inc. (the "NASD's") OTC Bulletin Board Under the symbol "CERH."

History

         The Company has not engaged in any operations other than organizational matters. Cerritos Holdings, Inc., a Nevada corporation (the "Company") was incorporated on October 29, 1996, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets. The Company ceased all operating activities during the period from October 29, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. Since July 9, 1999, the Company is in the development stage, and has not commenced planned principal operations. Its authorized capital stock is 100,000,000 shares of common stock, par value $0.001 per share.

         The executive offices of the Company are located at 5350 Byrne Road, Burnaby, B.C. Canada V5J 3J3. Its telephone number is (604) 603-2542.

OPERATING LOSSES

         The Company has incurred net losses of approximately $1,500 and $100 for the fiscal years ended December 31, 1999 and December 31, 1998, respectively. Such operating losses reflect developmental and other start-up activities for 1999 and 1998. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

         The Company was not in full operations during 1999 and 1998 and thus, the revenues generated are not representative of those that will be generated once the Company becomes fully operational. Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels until the first or second quarter of 2001. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

GOVERNMENT REGULATION

         The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its Province (State) or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

RISK OF LOW-PRICED STOCKS

         Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving "a penny stock."

         Currently, the Company's Common Stock is considered a penny stock for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Company's Common Stock in the secondary market. In addition, the market liquidity for the Company's securities may be severely adversely affected, with concomitant adverse effects on the price of the Company's securities.

         Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or "accredited investor"
(generally, an individual with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the "SEC") relating to the penny stock market, unless the broker or dealer or the transaction is otherwise exempt. A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

LACK OF TRADEMARK AND PATENT PROTECTION

         The Company relies on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect its products. Notwithstanding these safeguards, it is possible for competitors of the company to obtain its trade secrets and to imitate its products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company.

COMPETITION

         The Company faces competition from a wide variety of entertainment distributors, many of which have substantially greater financial, marketing and technological resources than the Company.

EMPLOYEES

         As of May 5, 2000, the Company had no employees.

                         ITEM 2 DESCRIPTION OF PROPERTY

         Since 1996 all administrative activities of the Company have been conducted by corporate officers from either their home or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

         At December 31, 1999, the company had a working agreement with the Company president to use 600 square feet of office space, telephones and secretarial services supplied on a gratis basis.

                            ITEM 3 LEGAL PROCEEDINGS

         Not Applicable.


                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

         No matters were subject to a vote of security holders during the year 1999.

                                     PART II

                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the NASD's OTC Bulletin Board under the symbol "CERH." The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter- dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

For all of 1998 and the first three quarters of 1999 to managements knowledge there had been no trading.

                 1998:                              High                 Low
First Quarter                                              -                   -
Second Quarter                                             -                   -
Third Quarter                                              -                   -
Fourth Quarter                                             -                   -

                 1999:

First Quarter                                              -                   -
Second Quarter                                             -                   -
Third Quarter                                              -                   -
Fourth Quarter                                $         4.75      $         4.75

DIVIDENDS

         The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

         The number of shareholders of record of the Company's Common Stock as of May 5, 2000 was approximately 33.

RECENT SALES OF UNREGISTERED SECURITIES

There have been no sales of the Company's securities. As noted above, in connection with organizing the Company, on November 11, 1996, persons consisting of its officers, directors, and other individuals were issued a total of 1,000 shares of Common Stock at a value of $.001 per share.

On May 6, 1999, those outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding.

On November 30, 1999, Mr. Daniel L. Hodges returned 600,000 shares to the treasury and the shares were canceled, resulting in 400,000 remaining shares outstanding.

On December 2, 1999 the Company declared a forward split 30 to 1, resulting in a total of 12,000,000 shares outstanding.

                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations - The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

         The Company may incur significant post-merger or acquisition registration costs in the event management wishes to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition including the costs of preparing post- effective amendments, Forms 8-K, agreements and related reports and documents.

         The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of the products acquired. Accordingly, following the acquisition, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its interest in the acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

         The entertainment industry is an intensely competitive one, where price, service, location, and quality are critical factors. The Company has many established competitors, ranging from similar local single unit operations to large multi-national operations. Some of these competitors have substantially greater financial resources and may be established or indeed become established in areas where the Company operates. The entertainment industry may be affected by changes in customer tastes, economic, and demographic trends. Factors such as inflation, increased supplies costs and the availability of suitable employees may adversely affect the entertainment industry in general and the Company in particular. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

Results of Operations - From October 29, 1996 to July 9, 1999 the Company was an inactive corporation. From July 9, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has met its capital requirements through the sale of its Common Stock.

         Since the Company's re-activation in July 9, 1999, the Company's principal capital requirements have been the funding of the development of the Company and acquisition of motion picture and television rights.

         After the completion of its expansion plans, the Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

Government Regulations - The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its Province (State) or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

                           ITEM 7 FINANCIAL STATEMENTS

         The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.

              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

                                    PART III

               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT

Executive Officers and Directors

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's   Name             Age                      Office                              Term Expires
Daniel Hodges                 43              Sole Officer & Director               resigned November 30, 1999
Ken Kantymir                  54                President & Director                    next annual meeting
David Richard Lewis           50        Vice-President, Secretary & Director            next annual meeting
Robert Kantymir               52                      Director                          next annual meeting


     Daniel Hodges has been sole Director, President, Chief Financial Officer and Secretary of the Company since his appointment on October 29, 1996. Mr. Hodges has been president and director of Solomon Consulting Corp. which specializes in corporate and securities consulting since 1995. He has owned and operated an industrial manufacturing company, "APRI, Inc." since 1998. He is currently on the board of directors of two charitable organizations as well as over 10 for-profit corporations. Within the past year, several companies that maintain a public trading status have had Mr. Hodges as a director including:
Avartarra.com (symbol:  AVAR),  Landstar,  Inc. (LDSR), and Hyaton Company, Inc.
(HYTN). Mr. Hodges received his B.S. from Thomas A. Edison State College in Trenton, New Jersey. He is also a graduate of the U.S. Air Force Undergraduate Pilot Training program and is currently the rank of Captain as an officer in the Air National Guard.

     On November 30, 1999 Mr. Hodges resigned as the sole officer and director of the Company. Prior to his resignation, Mr Hodges appointed Ken Kantymir, David Richard Lewis, Doug Serada and Robert Kantymir as directors. Mr. Ken Kantymir is the President and David Richard Lewis is the Vice-President and Secretary.

         Ken Kantymir has been active in the Vancouver film community for the past ten years. For more than a decade he has gained extensive experience in many aspects of British Columbia's rapidly expanding film production industry. Mr. Kantymir has two television producer credits, two associated producer feature film credits, and one producer credit for a feature film. He has appeared in more than 75 television series, 25 movies of the week, and 13feature films. He has also directed industrial promotional videos. Mr. Kantymir also serves s the secretary of the Union of B.C.Performers Actors Guild and is Vice-Chairman of the UBCP Member Benefit Trust.

         David Richard Lewis has dedicated the last ten years to the film industry and has experience in the details of the day-to-day operations of a production company, not only behind the camera but also in front as an actor. Me. Lewis has gained experience in almost every aspect of film production in nearly 200 various projects in the British Columbia film industry.

         Robert Kantymir has been in the film industry for the last two years. Prior to that, he was a Botanist with a Canadian university for more than twenty five years.

Conflicts of Interest

Certain conflicts of interest existed at December 31, 1999 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

Board Meetings and Committees

         The Directors and Officers will not receive remuneration from the Company until a subsequent offering has been successfully completed, or cash flow from operating permits, all in the discretion of the Board of Directors. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.

                         ITEM 10 EXECUTIVE COMPENSATION

         None of the executive officer's salary and bonus exceeded $100,000 during any of the Company's last two fiscal years.

                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 12,000,000 shares of issued and outstanding Common Stock of the Company as of December 31, 1999 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address
of Beneficial Owners /           Nature of               Shares
Directors                        Ownership                Owned              Percent
--------------------------------------------------------------------------------------------

Ken Kantymir                     common stock           2,400,000              20%
David Richard Lewis              common stock            600,000               5%
Doug Serada                      common stock           2,400,000              20%
Robert Kantymir                  common stock            600,000               5%
All Executive Officers
and Directors as a Group
(3 persons)                      common stock           3,600,000              30%

The address of all four stockholders is care of the Company.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with organizing the Company, on November 11, 1996, persons consisting of its officers, directors, and other individuals were issued a total of 1,000 shares of Common Stock at a value of $.001 per share. On May 6, 1999, the outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding. On October 25, 1999, Mr. Daniel L. Hodges returned 600,000 shares to the treasury and the shares were canceled, resulting in 400,000 remaining shares outstanding. On December 2, 1999 the outstanding shares were forward split 30 to 1 resulting in a total of 12,000,000 shares outstanding. Under Rule 405 promulgated under the Securities Act of 1933, Mr. Hodges may be deemed to be a promoter of the Company. No other persons are known to Management that would be deemed to be promoters.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report.

1.       Financial Statements                                               Page

Report of Robison, Hill & Co., Independent Certified Public Accountants......F-1

Balance Sheets as of December 31, 1999, and 1998.............................F-2


Statements of Operations for the years ended
     December 31, 1999, and 1998.............................................F-4

Statement of Stockholders' Equity for the years ended
     December 31, 1999, and 1998.............................................F-5

Statements of Cash Flows for the years ended
     December 31, 1999, and 1998.............................................F-9

Notes to Financial Statements...............................................F-11

2.       Financial Statement Schedules

         The following financial statement schedules required by Regulation S-X are included herein.

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       Exhibits

           The following exhibits are included as part of this report:

Exhibit
Number            Title of Document

3.1               Articles of Incorporation (1)
3.2               Amended Articles of Incorporation (1)
3.3               Bylaws (1)
27.1              Financial Data Schedule

     (1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on October 20, 1999.

         (b)       Reports on Form 8-K filed.

         On January 24, 2000 the company filed an 8-K reporting a change in control and resignation of officer.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                              CERRITOS HOLDINGS, INC.

Dated: May 5, 2000                         By  /S/     Ken Kantymir
                                           ------------------------
                                           Ken Kantymir,
                                           C.E.O., Chairman, President, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 5h day of May 2000.

Signatures                                        Title

/S/     Ken Kantymir
Ken Kantymir                               C.E.O., Chairman, President, Director
                                            (Principal Executive Officer)

/S/     David Richard Lewis
David Richard Lewis                        Vice-President, Secretary, Director
                                           (Principal Financial and Accounting
                                             Officer)

/S/     Robert Kantymir
Robert Kantymir                            Director

                             CERRITOS HOLDINGS INC.

                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 1999 AND 1998

                                    CONTENTS

                                                                         Page

Independent Auditor's Report..............................................F - 1

Balance Sheets

  December 31, 1999 and 1998..............................................F - 2

Statements of Operations for the

  Years Ended December 31, 1999 and 1998..................................F - 3

Statement of Stockholders' Equity

 Since October 29, 1996 (inception) to December 31, 1999..................F - 4

Statements of Cash Flows for the

  Years Ended December 31, 1999 and 1998..................................F - 5

Notes to Financial Statements.............................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


Cerritos Holdings Inc.
(A Development Stage Company)


         We have audited the accompanying balance sheets of Cerritos Holdings Inc. (a development stage company) as of December 31,1999 and 1998, and the related statements of operations and cash flows for the two years ended December 31, 1999 and the statement of stockholders' equity from October 29, 1996 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cerritos Holdings Inc. (a development stage company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the two years ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                 Respectfully submitted
                                                 /s/ Robison, Hill & Co.
                                                 Certified Public Accountants

Salt Lake City, Utah
April 20, 2000

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                        December 31,
                                                            -------------------------------------
                                                                  1999                1998
                                                            -----------------   -----------------
Assets:
Intangible and Other Assets
  Motion Picture and Television Rights                      $          13,717   $               -
                                                            =================   =================

Liabilities:
Accounts Payable                                            $             181   $             200
Accrued Liabilities                                                     2,717                   -
                                                            -----------------   -----------------
                                                                        2,898                 200
                                                            -----------------   -----------------
Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 12,000,000 shares at December 31,
    1999 and 1998                                                      12,000              12,000
  Paid-In Capital                                                       1,485                   -
  Retained Deficit                                                     (1,200)            (12,200)
  Deficit Accumulated During the
     Development Stage                                                 (1,466)
  Currency Translation Adjustment                                           -                   -
                                                           -----------------   -----------------
     Total Stockholders' Equity                                        10,819                (200)
                                                            -----------------   -----------------
     Total Liabilities and
       Stockholders' Equity                                 $          13,717   $               -
                                                            =================   =================










   The accompanying notes are an integral part of these financial statements.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                   Cumulative
                                                                                  since July 9,
                                                                                      1999
                                                                                    inception
                                                 For the year ended                    of
                                                    December 31,                   development
                                        -------------------------------------
                                               1999               1998                stage
                                        ------------------  -----------------   -----------------
Revenues:                               $                -  $               -   $               -

Expenses:                                            1,466                100               1,466
                                        ------------------  -----------------   -----------------

     Net Loss                           $           (1,466) $            (100)  $          (1,466)
                                        ==================  =================   =================

Basic & Diluted loss per share          $                -  $               -
                                        ==================  =================























   The accompanying notes are an integral part of these financial statements.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE OCTOBER 29, 1996 (INCEPTION) TO DECEMBER 31, 1999

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                           Since July 9,
                                                                                                                1999
                                                                                                            Inception of
                                                    Common Stock              Paid-In        Retained       Development
                                                Shares         Par Value      Capital         Deficit          Stage
                                           ----------------  -------------  ------------   -------------  ----------------
Balance at October 29, 1996
(inception)                                               -  $           -  $          -   $           -  $              -

November 11, 1996 Issuance of
Stock for Services and payment

  of Accounts payable                                 1,000          1,000             -               -                 -
Net Loss                                                  -              -             -          (1,000)                -
                                           ----------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1996
  As originally reported                              1,000          1,000             -          (1,000)                -

Retroactive adjustment for 1,000
  to 1 stock split May 6, 1999                      999,000              -             -               -                 -
Retroactive adjustment for shares
  returned for cancellation
  November 30, 1999                                (600,000)          (600)          600               -                 -
Retroactive adjustment for 30 to 1
  stock split December 2, 1999                   11,600,000         11,600          (600)        (11,000)                -
                                           ----------------  -------------  ------------   -------------  ----------------
Restated balance January 1, 1997                 12,000,000         12,000             -         (12,000)                -

Net Loss                                                  -              -             -            (100)                -
                                           ----------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1997                     12,000,000         12,000             -         (12,100)                -

Net Loss                                                  -              -             -            (100)                -
                                           ----------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1998                     12,000,000         12,000             -         (12,200)                -

Capital contributed by shareholders                       -              -         1,485          11,000                 -
Net Loss                                                  -              -             -               -            (1,466)
                                           ----------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1999                     12,000,000  $      12,000  $        674   $      (1,200) $         (1,466)
                                           ================  =============  ============   =============  ================




   The accompanying notes are an integral part of these financial statements.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                               Cumulative
                                                                                              Since July 9,
                                                                                                  1999
                                                                 For the years ended          Inception of
                                                                     December 31,              Development
                                                             ----------------------------
                                                                 1999           1998              Stage
                                                             -------------  -------------   -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                     $      (1,466) $        (100)  $          (1,285)
Increase (Decrease) in Accounts Payable                                (19)           100                 (19)
Increase (Decrease) in Accrued Liabilities                           2,717              -               2,717
                                                             -------------  -------------   -----------------
  Net Cash Used in operating activities                              1,232              -               1,232
                                                             -------------  -------------   -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Investment in Motion Picture and
  Television rights                                                (13,717)             -             (13,717)
                                                             -------------  -------------   -----------------
Net cash provided by investing activities                          (13,717)             -             (13,717)
                                                             -------------  -------------   -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Capital contributed by shareholder                                  12,485              -              12,485
                                                             -------------  -------------   -----------------
Net Cash Provided by
  Financing Activities                                              12,485              -              12,485
                                                             -------------  -------------   -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                              -              -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                 -              -                   -
                                                           -------------  -------------   -----------------
Cash and Cash Equivalents
  at End of Period                                           $            - $            -  $                  -
                                                             =============  =============   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $            - $            -  $                   -
  Franchise and income taxes                                 $         250  $            -  $             250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Cerritos Holdings Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on October 29, 1996. The Company ceased all operating activities during the period from October 29, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. Since July 9, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company intends to position itself to evolve into a vertically integrated, diversified global media entertainment company. The Company intends to acquire a number of diversified entertainment companies that will allow for the pursuit of opportunities currently available in the global marketplace.

         The Company anticipates generating revenues from several sources, including, production of new and existing feature films, as well as expanding into other areas of the entertainment industry.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)
                                                                   For the year ended December 31, 1999

Basic Loss per Share
Loss to common shareholders                             $           (1,466)          12,000,000  $               -
                                                        ==================  ===================  ==================

                                                                   For the year ended December 31, 1998
Basic Loss per Share
Loss to common shareholders                             $             (100)          12,000,000  $               -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for December 31, 1999 and 1998 and are thus not considered.

Intangible Assets

         Intangible assets are valued at cost and will be amortized on the income forecast method. The initial valuation of the motion picture option agreements were derived from what Management believes to be arms length negotiation.

         There have been no production costs as of December 31, 1999. It is anticipated that when production costs are incurred the income forecast method will be used to amortize the cost of production for films, manuscripts, recordings and similar property.

         The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measures as the amount by which the carrying amount of intangible asset exceeds its fair value.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Foreign Currency Translation

         The functional currency of the Company is Canadian dollars. Balance sheet accounts are translated to U.S. dollars at the current exchange rate as of the balance sheet date. Income statement items are translated at average exchange rates during the period. The resulting trnaslation adjustment is recorded as a separate component of stockholders' equity.

Reclassification

         Certain reclassifications have been made in the 1999 and 1998 financial statements to conform with the December 31, 1999 presentation.

NOTE 2 - INCOME TAXES

         As of December 31, 1999, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of December 31, 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE EIGHT MONTHS ENDED AUGUST 31, 1999 AND
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

NOTE 5 - STOCK SPLIT

         On May 6, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued.

         On December 2, 1999 the Board of Directors authorized a 30 to 1 stock split. As a result of this split the Company issued 11,600,000 shares of common stock. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.