Form 10QSB
period 2000-03-31
CERRITOS HOLDINGS INC
filed 2000-05-15
CIK 1096299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)

[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-27733
                                                -------

                             CERRITOS HOLDINGS INC..
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                   77-0497976
------------------------------------           ---------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)

                 5350 Byrne Road, Burnaby, B.C., Canada V5J 3J3
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (604) 603-2542
                                 ---------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 11, 2000 12,000,000
-----------------------------

Transitional Small Business Disclosure Format (check one).  Yes      ;  No   X
                                                                ----       ---

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


Cerritos Holdings Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Cerritos Holdings Inc. (a development stage company) as of March 31, 2000, and the related statements of operations, and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                             Respectfully submitted
                                             /s/ Robison, Hill & Co.
                                             Certified Public Accountants

Salt Lake City, Utah
May 11, 2000

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                 March 31,          December 31,
ASSETS                                                                              2000                1999
                                                                             ------------------  ------------------
Intangible and Other Assets
  Motion Picture and Television Rights                                       $           13,717  $           13,717
                                                                             ==================  ==================
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                                           $            2,681  $              181
  Accrued Expenses                                                                        2,717               2,717
                                                                             ------------------  ------------------
     Total Liabilities                                                                    5,398               2,898
                                                                             ------------------  ------------------
Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 12,000,000 Shares at March 31, 2000
    and December 31, 1999                                                                12,000              12,000
  Paid-In Capital                                                                         1,485               1,485
  Currency Translation Adjustments                                                            -                   -
  Retained Deficit                                                                       (1,200)             (1,200)
  Deficit Accumulated During the
    Development Stage                                                                    (3,966)             (1,466)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                           8,319              10,819
                                                                             ------------------  ------------------
     Total Liabilities and
       Stockholders' Equity                                                  $           13,717  $           13,717
                                                                             ==================  ==================














                 See accompanying notes and accountants' report.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                   since July 9,
                                                                                                        1999
                                                                                                     inception
                                                               For the three months ended                of
                                                                        March 31,                   development
                                                          -------------------------------------
                                                                2000                1999               stage
                                                          -----------------  ------------------  ------------------
Revenues:                                                 $               -   $               -   $               -
Expenses:
  General & Administrative                                            2,500                   -               3,966
                                                          -----------------  ------------------  ------------------

     Net Loss                                             $          (2,500) $                   $           (3,966)
                                                          =================  ==================  ==================

Basic & Diluted loss per share                            $               -  $                -
                                                          =================  ==================
























                 See accompanying notes and accountants' report.

                                              CERRITOS HOLDINGS INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS

                                                                                               Cumulative
                                                                                              Since July 9,
                                                                                                  1999
                                                           For the three months ended         Inception of
                                                                   March 31,                   Development
                                                       ----------------------------------
                                                             1999              1998               Stage
                                                       ----------------   ---------------   -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                               $         (2,500)   $            -   $          (3,966)
Increase (Decrease) in Accounts Payable                           2,500                 -               2,481
Increase (Decrease) in Accrued Liabilities                            -                 -               2,717
                                                       ----------------   ---------------   -----------------
  Net Cash Used in operating activities                               -                 -               1,232
                                                       ----------------   ---------------   -----------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Investment in Motion Picture and

  Television rights                                                   -                 -             (13,717)
                                                       ----------------   ---------------   -----------------
Net cash provided by investing activities                             -                 -             (13,717)
                                                       ----------------   ---------------   -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                                    -                 -              12,485
                                                       ----------------   ---------------   -----------------
Net Cash Provided by
  Financing Activities                                                -                 -              12,485
                                                       ----------------   ---------------   -----------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                                           -                 -                   -
Cash and Cash Equivalents
  at Beginning of Period                                              -                 -                   -
                                                       ----------------   ---------------   -----------------
Cash and Cash Equivalents
  at End of Period                                     $              -   $             -   $               -
                                                       ================   ===============   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                             $              -   $               - $               -
  Franchise and income taxes                           $              -   $               - $             250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                 See accompanying notes and accountants' report.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Cerritos Holdings Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Foreign Currency Translation

         The functional currency of the Company is Canadian dollars. Balance sheet accounts are translated to U.S. dollars at the current exchange rate as of the balance sheet date. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                 For the three months ended March 31, 2000
                                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                             $           (2,500)          12,000,000  $                -
                                                        ==================  ===================  ==================

                                                                 For the three months ended March 31, 1999
                                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                             $                -           12,000,000  $                -
                                                        ==================  ===================  ==================

         The effect of outstanding common stock equivalents are anti-dilutive for March 31, 2000 and 1999 and are thus not considered.

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

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reclassification

         Certain reclassifications have been made in the 2000 and 1999 financial statements to conform with the March 31, 2000 presentation.

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

NOTE 2 - INCOME TAXES

         As of March 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 4 - COMMITMENTS

         As of March 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

         On May 6, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued.

         On December 2, 1999 the Board of Directors authorized a 30 to 1 stock split. As a result of this split the Company issued 11,600,000 shares of common stock. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 and 1999 have been restated to reflect the stock split.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

 .

Plan of Operation

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

Results of Operations

From April 7, 1997 to July 9, 1999 the Company was an inactive corporation. From July 9, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

Liquidity and Capital Resources

The Company has met its capital requirements through the sale of its Common
Stock.

Since the Company's re-activation in July 9, 1999, the Company's principal capital requirements have been the funding of the development of the Company.

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

                                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits are included as part of this report:

Exhibit

Number            Exhibit

3.1               Articles of Incorporation (1)
3.2               Amended Articles of Incorporation (1)
3.3               Bylaws (1)
27.1              Financial Data Schedule

(1) Incorporated by reference to the Registrant's registration statement on Form 10K-SB filed on May 8, 2000.

         (b) The Company filed a report on Form 8-K on January 24, 2000 to report a change in control of the company and resignation of officer.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             CERRITOS HOLDINGS INC.
                                  (Registrant)


Date:    May 12, 2000                  By:   /s/ Ken Kantymir
                                           ----------------------
                                        Ken Kantymir,
                                        C.E.O., Chairman, President, Director
                                        (Principal Executive Officer)




Date:    May 12, 2000                   By: /s/ David Richard Lewis
                                           ---------------------------
                                           David Richard Lewis,
                                           Vice-President, Secretary, Director
                                   (Principal Financial and Accounting Officer)