Form 10QSB
period 2000-06-30
CERRITOS HOLDINGS INC
filed 2000-08-10
CIK 1096299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________________ To _________________________

                         Commission file number 0-27733

                             CERRITOS HOLDINGS INC..
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                   77-0497976
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)

               302-1040 Hamilton Street, Vancouver, B.C., V6B 2R9
                    (Address of principal executive offices)

                                 (604) 603-2542
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date:    July 21, 2000   12,000,000

Transitional Small Business Disclosure Format (check one).   Yes      ;  No   X

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

Cerritos Holdings Inc.
(A Development Stage Company)


     We have reviewed the accompanying balance sheet of Cerritos Holdings Inc. (a development stage company) as of June 30, 2000 and December 31, 1999, and the related statements of operations for the three and six months, and cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                           Respectfully submitted



                                           /s/ Robison, Hill & Co.
                                           Certified Public Accountants

Salt Lake City, Utah
July 21, 2000

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                          June 30,  December 31,
ASSETS ...............................................      2000         1999
                                                          --------     --------
Intangible and Other Assets

  Motion Picture and Television Rights ...............    $ 13,717     $ 13,717
                                                          ========     ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable ...................................    $  4,881     $    181
  Accrued Expenses ...................................       2,717        2,717
                                                          --------     --------
     Total Liabilities ...............................       7,598        2,898
                                                          --------     --------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 12,000,000 Shares at March 31, 2000
    and December 31, 1999 ............................      12,000       12,000
  Paid-In Capital ....................................       1,485        1,485
  Currency Translation Adjustments ...................        --           --
  Retained Deficit ...................................      (1,200)      (1,200)
  Deficit Accumulated During the
    Development Stage ................................      (6,166)      (1,466)
                                                          --------     --------
     Total Stockholders' Equity ......................       6,199       10,819
                                                          --------     --------

     Total Liabilities and

       Stockholders' Equity ..........................    $ 13,717     $ 13,717
                                                          ========     ========





                 See accompanying notes and accountants' report

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                        Cumulative
                                                                       Since July 9,
                         For the Three Months     For the Six Months       1999
                                Ended                   Ended           Inception of
                               June 30,                June 30,         Development
                         ----------------------   -------------------- --------------
                            2000        1999        2000       1999         Stage
                         -----------  ---------   --------  ----------  -------------
Revenues ............... $      --    $     --    $   --    $     --    $        --
                         -----------  ----------  --------  ----------  -------------

Expenses

General & Administrative       2,200        --       4,700        --            6,166
                         -----------  ----------  --------  ----------  -------------

Operating Loss .........       --           --        --          --             --

Other income (expense):
   Interest expense ....       --           --        --          --             --

Reorganization items:
   Administrative fees .       --           --        --          --             --
                        -----------  -----------  --------  ----------  --------------

Loss before taxes

Income taxes ...........       --           --        --          --             --
                        -----------  -----------  --------  ----------  --------------

       Net Loss ........$    (2,200) $      --    $ (4,700) $     --    $       (6,166)
                        ===========  ===========  ========  ==========  ==============


                 See accompanying notes and accountants' report.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                           Cumulative
                                                                          Since July 9,
                                                                              1999
                                                 For the six months ended Inception of
                                                           June 30,        Development
                                                     --------------------
                                                       2000       1999       Stage
                                                     -------   ----------   --------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ..........................................  $(4,700)  $      --    $ (6,166)
Increase (Decrease) in Accounts Payable ...........    4,700          --       4,681
Increase (Decrease) in Accrued Liabilities ........     --            --       2,717
                                                     -------   -----------  --------
  Net Cash Used in operating activities ............    --            --       1,232
                                                     -------   -----------  --------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Investment in Motion Picture and

  Television rights .................................   --            --     (13,717)
                                                     -------   -----------  --------
Net cash provided by investing activities ...........   --            --     (13,717)
                                                     -------   -----------  --------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder ..................   --            --      12,485
                                                     -------   -----------  --------
Net Cash Provided by

  Financing Activities ..............................   --            --      12,485
                                                     -------   -----------  --------

Net (Decrease) Increase in

  Cash and Cash Equivalents .........................   --            --        --
Cash and Cash Equivalents
  at Beginning of Period ............................   --            --        --
                                                     -------   -----------  --------
Cash and Cash Equivalents

  at End of Period ..................................$  --     $      --    $   --
                                                     =======   ===========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ........................................  $  --     $      --    $   --
  Franchise and income taxes ......................  $  --     $      --    $    250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                 See accompanying notes and accountants' report.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Cerritos Holdings Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of June 30, 2000 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:
                                                                  Per-Share
                                 Income           Shares            Amount
                               (Numerator)    (Denominator)

                               For the three months ended June 30, 2000
Basic Loss per Share

Loss to common shareholders $        (2,200)       12,000,000   $            -
                            ===============  ================   ==============

                                For the six months ended June 30, 2000
Basic Loss per Share

Loss to common shareholders $        (4,700)       12,000,000   $            -
                            ===============  ================   ==============

                               For the three months ended June 30, 1999
Basic Loss per Share

Loss to common shareholders $             -        12,000,000   $            -
                            ===============  ================   ==============

                                  For the six months ended June 30, 1999
Basic Loss per Share

Loss to common shareholders $             -        12,000,000   $            -
                            ===============  ================   ==============

     The effect of outstanding common stock equivalents are anti-dilutive for June 30, 2000 and 1999 and are thus not considered.

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

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets (Continued)

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

Reclassification

     Certain reclassifications have been made in the 2000 and 1999 financial statements to conform with the June 30, 2000 presentation.

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

NOTE 2 - INCOME TAXES

     As of June 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of June 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

     The Company may incur significant post-merger or acquisition registration costs in the event management wishes to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents.

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

Liquidity and Capital Resources

The Company has met its capital requirements through the sale of its Common Stock .

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

Employees

           As of July 21, 2000, the Company had no employees.

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

                             CERRITOS HOLDINGS INC.
                                  (Registrant)

Date:      July 21, 2000            By:   /s/ Ken Kantymir
                                    Ken Kantymir,
                                    C.E.O., Chairman, President, Director
                                    (Principal Executive Officer)




Date:      July 21, 2000            By: /s/ David Richard Lewis
                                    David Richard Lewis,
                                    Vice-President, Secretary, Director
                                    (Principal Financial and Accounting Officer)