Form 10QSB
period 2000-09-30
CERRITOS HOLDINGS INC
filed 2000-11-20
CIK 1096299

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
(x) QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________to _______________________


                         Commission file number 0-27733

                             CERRITOS HOLDINGS INC.
        (Exact name of small business issuer as specified in its charter)


           NEVADA                                       77-0497976
-------------------------------           -------------------------------------
(State or other jurisdiction of           (I.R. S. Employer Identification No.)
Incorporation or organization)



               302-1040 Hamilton Street, Vancouver, B.C., V6B 2R9
                    (Address of principal executive offices)

                                 (604) 603-2542

                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: July 21, 2000 12,000,000

Transitional Small Business Disclosure Format (check one).    Yes      No   x
                                                                  ---      ---

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                  -------------

                                                   September 30,  December 31,
                                                    2,000           1999
                                                   --------        --------

ASSETS

Intangible and Other Assets

  Motion Picture and Television Rights             $ 13,717        $ 13,717
                                                   ========        ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                 $  4,881        $    181
  Accounts Expenses                                   2,717           2,717
                                                   --------        --------
         Total Liabilities                            7,598           2,898
                                                   --------        --------
Stockholders' Equity:
  Common Stock, Par value $.001
     Authorized 100,000,000 shares
     Issued 12,000,000 Shares

       at September 30, 2,000
        and December 31, 1999                        12,000          12,000
     Paid-In Capital                                  1,485           1,485
     Currency Translation Adjustments                  --              --
     Retained Deficit                                (1,200)         (1,200)
     Deficit Accumulated During the
       Development Stage                             (6,166)         (1,466)
                                                   --------        --------
    Total Stockholders' Equity                        6,199          10,819
                                                   --------        --------
    Total Liabilities and Stockholders' Equity     $ 13,717        $ 13,717
                                                   ========        ========

                 See accompanying notes and accountants' report


                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)

                             STATEMTNS OF OPERATIONS

                                                                                        Cumulative
                                                                                       Since July 9,

                                   For the Three Months         For the Nine Months         1999
                                           Ended                       Ended            Inception of
                                      September 30,                September 30,        Development
                                  2000            1999          2000          1999          Stage
                               ----------        -----        -------         -----        -------

Revenues                       $     --          $--          $  --           $--          $  --
                               ----------        -----        -------         -----        -------

General &
Administrative                      2,200         --            4,700          --            6,160
                               ----------        -----        -------         -----        -------

Operating Loss                       --           --             --            --             --

Other income (expense):
  Interest expense                   --           --             --            --             --

Reorganization items:
  Administrative fee                 --           --             --            --             --
-----------------------        ----------        -----        -------         -----        -------

Loss before taxes

Income taxes                         --           --             --            --             --
                               ----------        -----        -------         -----        -------

     Net Loss                  $(2,200)          $--          $(4,700)        $--          $(6,160)
                               ==========        =====        =======         =====        =======


                 See accompanying notes and accountants' report.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                      Cumulative
                                                                   Since July 9,

                                             For the Nine Months     1999
                                                    Ended         Inception of
                                                September 30,    Development
                                              2000       1999      Stage
                                            --------    ------   --------

CASH FLOW FROM
OPERATING ACTIVITIES:

Net Loss                                    $ (4,700)   $ --     $ (6,160)
Increase (Decrease) in Accounts
  Payable                                      4,700      --        4,683
Increase (Decrease) in Accrued
  Liabilities                                   --        --        2,710
                                            --------    ------   --------

Net Cash Used in Operating

  Activities                                    --        --        1,232
                                            --------    ------   --------

CASH FLOWS FROM
INVESTING ACTIVITIES:
Investment in Motion Picture and

  Television rights                             --        --      (13,710)
                                            --------    ------   --------

Net cash provided by investing
  Activities                                    --        --      (13,710)
                                            --------    ------   --------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed by shareholder              --        --       12,485
                                            --------    ------   --------

Net Cash Provided by

  Financing Activities                          --        --       12,485
                                            --------    ------   --------

Net (Decrease) Increase in

Cash and Cash Equivalents                       --        --         --
Cash and Cash Equivalents at
  Beginning of Period                           --        --         --
                                            --------    ------   --------

Cash and Cash Equivalents at

  End of Period                             $   --      $ --     $   --
                                            ========    ======   ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:
  Interest                                  $  --       $  --    $  --
  Franchise and income taxes                $  --       $  --    $  250

SUPPLEMENTAL DISCLOSURE
OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
  None

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



This summary of accounting policies for Cerritos Holdings Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The unaudited financial statements as of September 30, 2000 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results, which can be expected for full years.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on October 9, 1996. The Company ceased all operating activities during the period from October 29, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. Since July 9, 1999, the Company is in the development stage, and has not commenced planned principal operations.

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

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES (continued)

Loss per Share

The reconciliation of the numerators and denominators of the basic loss per share computations are as follows:


                                                 Income                     Shares               Per-Share
                                               (Numerator)              (Denominator)              Amount
                                               -----------              -------------              ------

                                            For the three months ended September 30, 2000

Basic Loss per Share

Loss to common shareholders                   $    (2,200)                12,000,000              $   --
                                               ==========                 ==========              ========

                                            For the Nine months ended September 30, 2000

Basic Loss per Share

Loss to common shareholders                   $    (4,700)                12,000,000             $   --
                                               ==========                 ==========             ========


                                            For the three months ended September 30, 2000

Basic Loss per Share

Loss to common shareholders                   $12,000,000                 $   --                 $   --
                                               ==========                 ==========             ========

                                            For the nine months ended September 30, 2000

Basic Loss per Share

Loss to common shareholders                   $   --                      12,000,000              $  --
                                               ==========                 ==========              =======

The effect of outstanding common stock equivalents is anti-dilutive for September 30, 2000 and 1999 and is thus not considered.

Intangible Assets

Intangible assets are valued at cost and will be amortized on the income forecast method. The initial valuation of the motion picture option agreements, were derived from what Management believes to be arms length negotiation.

There have been no production costs as of December 31, 1999. It is anticipated that when production costs are incurred the income forecast method will be used to amortize the cost of production for films, manuscripts, recordings and similar property.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)
                  FOR THE NINE MONTHS ENDED SEPTEMBBER 30, 2000
                                   (Continued)

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

Reclassification

Certain reclassifications have been made in the 2000 and 1999 financial statements to conform with the September 30, 2000 presentation.

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

NOTE 2 - INCOME TAXES

As of September 30, 2000, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $3,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

As of September 30, 2000, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are not commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

On May 6, 1999, the Board of Directo4rs authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued.

On December 2, 1999, the Board of Directors authorized a 30 to 1 stock split. As a result of this split the Company issued 11,6000,000 shares of common stock. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 and 1999 have been restated to reflect the stock split.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The Company intends to position itself to evolve into a vertically integrated, diversified global media entertainment companies that will allow for the pursuit of opportunities currently available in the global marketplace.

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

                             CERRITOS HOLDINGS INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

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

Results of Operations

From April 7, 1997 to July 9, 1999, the Company was an inactive corporation. From July 9, 1999, the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

Liquidity and Capital Resources

The Company has met its capital requirements through the sale of its Common Stock. Since the Company's re-activation in July 9, 1999, the Company's principal capital requirements have been the funding of the development of the Company.

After the completion of its expansion plans, the Company expects future development and expansion will be financed through cash flor from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

Government Regulations

The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its Province (State) or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and Sate minimum wage laws governing such matters as working conditions and overtime.

Competition

The Company faces competition from a wide variety of entertainment distributors, many of which have substantially greater financial, marketing and technological resources than the Company.

Employees

                           As of October 23, 2000, the Company had no employees.

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

                  None.



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

(b) The Company filed a report on Form 8-K on January 24, 2000, to report a change in control of the company and resignation of officer.

                                   SIGNATURES

                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             CETTITOS HOLDINGS INC.
                                  (Registrant)

Date:             October 23, 2000         By: /S/Joseph L. Searles, III
                                               -------------------------
                                                  Joseph L. Searles, III
                                                 (Principal Executive Officer)


Date:             October 23, 2000         By: /S/Joseph L. Searles, III
                                               -------------------------
                                                  Joseph L. Searles, III
                                                 (Principal Financial and
                                                  Accounting Officer)
                                      F-10