Form 10QSB
period 2000-12-31
TRADAMAX GROUP
filed 2001-03-06
CIK 1096299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For    the    transition    period    from     ______________________to
         _______________________


                         Commission file number 0-27733


                                 TRADAMAX GROUP
                                 --------------
        (Exact name of small business issuer as specified in its charter)


           NEVADA                                        77-0497976
           ------                                        ----------
(State or other jurisdiction of            (I.R. S. Employer Identification No.)
Incorporation or organization)


                 100 Park Royal, Vancouver, B.C., Canada V72-1C5


                                 (604) 925-5400
                           (Issuer's telephone number)




                      APPLICABLE ONLY TO CORPORATE ISSUERS


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

         February 23, 2001               20,000,000

Transitional Small Business Disclosure Format (check one).        Yes [ ] No [X]

                                 TRADAMAX GROUP
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 [In Thousands]

                                                Dec 31,   Dec 31,
                                                 2000      1999
                                                -------   -------
                                     Assets
                                     ------

Cash, Cash equivalents and
         Marketable securities (Note 1)         $ 1,250   $  --

Accounts Receivable, Net and Prepaid
         Expenses (Note 1)                          216      --

Property and Equipment                            1,483      --

Investment at cost (Note 1)                      10,300      --

Motion Picture and Television Rights               --          13
                                                -------   -------


                      Liabilities and Stockholders Equity
                      -----------------------------------

Accounts Payable and Accrued Expenses           $   228   $     8

Notes, Debentures and Lease Payable                 908      --

Total Liabilities                                 1,136         8
                                                -------   -------

Preferred Stock, $.001 par value; 100,000,000
Shares Authorized, 1,000,000 shares $10.00
stated value Issued and outstanding                   1      --

Note Receivable for Preferred Stock (Note 1)    ( 4,000 )    --

Common Stock, $.001 par value; 100,000,000
Shares Authorized, $16,500,000 shares issued
And outstanding (Note 3)                             17        12

Additional Paid Capital                           4,900         1

Retained Earnings (Deficit)                      11,195        (8)
                                                -------   -------

Total Stockholders' Equity                       12,113         5
                                                -------   -------

                                                $13,249   $    13


                 See accompanying notes and accountants' report.

                                 TRADAMAX GROUP
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                 [In Thousands]


                                                                  Cumulative
                              For the            For the          Since July 9,
                            Three Months        Six  Months          1999
                               Ended               Ended          Inception of
                            December 31,        December 31,      Development
                            2000       1999     2000      1999     Stage
                          ----------   -----   -------    -----   -------
Revenues                  $     --     $--     $  --      $--     $  --
                          ----------   -----   -------    -----   -------

General &
Administrative                 2,200    --       4,700     --       6,160
                          ----------   -----   -------    -----   -------

Operating Loss                  --      --        --       --        --

Other income (expense):
  Interest expense              --      --        --       --        --

Reorganization items:
  Administrative fee            --      --        --       --        --
                          ----------   -----   -------    -----   -------

Loss before taxes

Income taxes                    --      --        --       --        --
                          ----------   -----   -------    -----   -------

     Net Loss             $   (2,200)  $--     $(4,700)   $--     $(6,160)
                          ==========   =====   =======    =====   =======


                 See accompanying notes and accountants' report.

                                 TRADAMAX GROUP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 [In Thousands]


                                                          Cumulative
                                                          Since July 9,
                                           For the           1999
                                      Six months ended    Inception on
                                         December 31,     Development
                                       2000       1999      Stage
                                     --------    ------   --------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                             $ (4,700)   $ --     $ (6,160)
Increase (Decrease) in Accounts
  Payable                               4,700      --        4,683
Increase (Decrease) in Accrued
  Liabilities                            --        --        2,710
                                     --------    ------   --------

Net Cash Used in Operating
  Activities                             --        --        1,232
                                     --------    ------   --------

CASH FLOWS FROM
INVESTING ACTIVITIES:
Investment in Motion Picture and
  Television rights                      --        --      (13,710)
                                     --------    ------   --------

Net cash provided by investing
  Activities                             --        --      (13,710)
                                     --------    ------   --------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed by shareholder       --        --       12,485
                                     --------    ------   --------

Net Cash Provided by
  Financing Activities                   --        --       12,485
                                     --------    ------   --------


                 See accompanying notes and accountants' report.

                                 TRADAMAX GROUP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 [In Thousands]


                                                          Cumulative
                                                          Since July 9,
                                           For the           1999
                                      Six months ended    Inception on
                                         December 31,     Development
                                       2000       1999      Stage
                                     --------    ------   --------
Net (Decrease) Increase in

Cash and Cash Equivalents                --        --         --
Cash and Cash Equivalents at
  Beginning of Period                    --        --         --
                                     --------    ------   --------

Cash and Cash Equivalents at
  End of Period                      $   --      $ --     $   --
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

                                 TRADAMAX GROUP
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Tradamax Group is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The unaudited financial statements as of December 31, 2000 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results, which can be expected for full years.

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

Nature of Business

The Company has positioned itself to evolve into a vertically integrated, diversified global provider of e2e market systems and transaction platforms. The Company intends to acquire a number of diversified online exchanges that will allow for the pursuit of opportunities in the rice, cotton, cocoa, wool, and paper industries.

Foreign Currency Translation

The functional currency of the Company is United States dollars. Balance sheet accounts generated in Australia or Canada are translated to U.S. dollars at the current exchange rate as of the balance sheet date. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as s separate component of stockholder's equity.

Intangible Assets

The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. The
Company considers factors such as significant changes in the regulatory or business climate and projected future cash flow from the respective asset. Impairment losses are measures as the amount by which the carrying amount of intangible asset exceeds its fair value.

Reclassification

Certain reclassifications have been made in the 2000 and 1999 financial statements to conform with the November 30, 2000 pro forma presentation set forth in the Company's Form 8-K dated January 12, 2001.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

The Preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement s and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

The reconciliation of the numerators and denominators of the basic loss per share computations are as follows:


                                   Income        Shares       Per-Share
                                (Numerator)   (Denominator)   Amount
                              ===============   ==========   ========

                              For the three months ended December 31, 2000

Basic Loss per Share

Loss to common shareholders   $        (2,200)  16,500,000   $   --
                              ===============   ==========   ========


                              For the Six months ended December 31, 2000

Basic Loss per Share

Loss to common shareholders   $        (4,700)  16,500,000   $   --
                              ===============   ==========   ========




                              For the six months ended December 31, 2000

Basic Loss per Share

Loss to common shareholders   $                 16,500,000   $   --
                              ===============   ==========   ========

                              For the six months ended December 31, 2000

Basic Loss per Share

Loss to common shareholders   $                 16,500,000   $   --
                              ===============   ==========   ========

The effect of outstanding common stock equivalents is anti-dilative for December 31, 2000 and 1999 and is thus not considered.

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

NOTE 2 - INCOME TAXES

As of December 31, 2000, the Company has a net operating loss carry-forward for income tax reporting purposes of approximately $3,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has only recently begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

The Company Leases 15,000 square feet of office space in West Vancouver for which total annual expenditure is approximately $244,480.00.

NOTE 5 - STOCK SPLIT AND NAME CHANGE

The Board of Directors authorized a name change to Tradamax Group, a symbol change to "TDMX" and a 1 for 4 stock split, which was effective on January 12, 2001, following which there are 20,000,000 shares issued and outstanding.

All references in the accompanying financial statements to the number of common shares and pre-share amounts for 2000 and 1999 have been restated to reflect the stock split.

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

         (a) The following exhibits are included as part of this report:

Exhibit
Number   Exhibit

3.1      Articles of Incorporation (1)
3.2      Amended Articles of Incorporation (1)
3.3      Bylaws (1)


(1) Incorporated by reference to the Registrant's registration statement on Form 10K-SB filed on May 8, 2000.

         (b) The Company filed a report on Form 8-K on January 12, 2001, to report, among other things, a perpetual license agreement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        TRADAMAX GROUP
                                        (Registrant)


Date:             February 26, 2001     By: /s/ Conrad Diaz
                                            ---------------
                                                Conrad Diaz
                                                (Principal Executive Officer)


Date:             February 26, 2001     By: /s/ Conrad Diaz
                                                -----------
                                                Conrad Diaz
                                                (Principal Financial and
                                                Accounting Officer)