Form 10QSB/A
period 2000-12-31
TRADAMAX GROUP
filed 2001-03-06
CIK 1096299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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


                                 (604) 925-5400
                           (Issuer's telephone number)




                      APPLICABLE ONLY TO CORPORATE ISSUERS


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

         February 15, 2001               20,000,000

Transitional Small Business Disclosure Format (check one).        Yes [ ] No [X]

                                 TRADAMAX GROUP
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 [In Thousands]

                                                Dec 31,   Dec 31,
                                                 2000      1999
                                                -------   -------
                                     Assets
                                     ------

Cash, Cash equivalents and
         Marketable securities (Note 1)         $ 1,250   $  --

Accounts Receivable, Net and Prepaid
         Expenses (Note 1)                          216      --

Property and Equipment                            1,733      --

Investment at cost (Note 1)                      10,300      --

Motion Picture and Television Rights               --          13
                                                -------   -------
                                                 13,499        13
                                                =======   =======

                      Liabilities and Stockholders Equity
                      -----------------------------------

Accounts Payable and Accrued Expenses           $   228   $     8

Notes, Debentures and Lease Payable                 908      --

Total Liabilities                                 1,136         8
                                                -------   -------

Preferred Stock, $.001 par value; 100,000,000
Shares Authorized, 1,000,000 shares $10.00
stated value Issued and outstanding                   1      --

Note Receivable for Preferred Stock (Note 1)     (4,000)     --

Common Stock, $.001 par value; 100,000,000
Shares Authorized, $16,500,000 shares issued
And outstanding (Note 3)                             17        12

Additional Paid Capital                           4,900         1

Retained Earnings (Deficit)                      11,445        (8)
                                                -------   -------

Total Stockholders' Equity                       12,363         5
                                                -------   -------

                                                $13,499   $    13
                                                =======   =======

                 See accompanying notes and accountants' report.

                                 TRADAMAX GROUP
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                 [In Thousands]


                                                                  Cumulative
                              For the            For the          Since July 9,
                            Three Months        Six  Months          1999
                               Ended               Ended          Inception of
                            December 31,        December 31,      Development
                            2000       1999     2000      1999     Stage
                          ----------   -----   -------    -----   -------
Revenues                  $     --     $--     $  --      $--     $  --
                          ----------   -----   -------    -----   -------

General &
Administrative                   190    --         210    --          248
                          ----------   -----   -------    -----   -------

Operating Loss                  --      --        --       --        --

Other income (expense):
  Interest expense              --      --        --       --        --

Reorganization items:
  Administrative fee            --      --        --       --        --
                          ----------   -----   -------    -----   -------

Loss before taxes

Income taxes                    --      --        --       --        --
                          ----------   -----   -------    -----   -------

     Net Loss             $     (190)  $--     $  (210)   $--     $  (248)
                          ==========   =====   =======    =====   =======


                 See accompanying notes and accountants' report.

                                 TRADAMAX GROUP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 [In Thousands]


                                                          Cumulative
                                                          Since July 9,
                                           For the           1999
                                      Six months ended    Inception on
                                         December 31,     Development
                                       2000       1999      Stage
                                     --------    ------   --------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                             $   (210)   $ --     $   (248)
Increase (Decrease) in Accounts
  Payable                                 210      --          476
Increase (Decrease) in Accrued
  Liabilities                             908        --        908
                                     --------    ------   --------

Net Cash Used in Operating
  Activities                              908        --      1,136
                                     --------    ------   --------

CASH FLOWS FROM
INVESTING ACTIVITIES:
Investment in Motion Picture and
  Television rights                      --        --          (14)
                                     --------    ------   --------

Net cash provided by investing
  Activities                             --        --          (14)
                                     --------    ------   --------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed by shareholder       --        --           12
                                     --------    ------   --------

Net Cash Provided by
  Financing Activities                   --        --           12
                                     --------    ------   --------


                 See accompanying notes and accountants' report.

                                 TRADAMAX GROUP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 [In Thousands]


                                                          Cumulative
                                                          Since July 9,
                                           For the           1999
                                      Six months ended    Inception on
                                         December 31,     Development
                                       2000       1999      Stage
                                     --------    ------   --------
Net (Decrease) Increase in

Cash and Cash Equivalents                --        --        2,600
Cash and Cash Equivalents at
  Beginning of Period                    --        --         --
                                     --------    ------   --------

Cash and Cash Equivalents at
  End of Period                      $   --      $ --     $  1,250
                                     ========    ======   ========



SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                           $   --      $ --     $      1
  Franchise and income taxes         $   --      $ --     $   --

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

Loss per Share

The reconciliation of the numerators and denominators of the basic loss per share computations are as follows:


                                   Income        Shares       Per-Share
                                (Numerator)   (Denominator)   Amount
                              ===============   ==========   ========

                              For the three months ended December 31, 2000

Basic Loss per Share

Loss to common shareholders   $      (190,000)  16,500,000   $    .01
                              ===============   ==========   ========


                              For the Six months ended December 31, 2000

Basic Loss per Share

Loss to common shareholders   $      (210,000)  16,500,000   $    .01
                              ===============   ==========   ========

The effect of outstanding common stock equivalents is anti-dilutive for December 31, 2000 and 1999 and is thus not considered.

Intangible Assets

Intangible assets are valued at cost and will be amortized on the income forecast method. The initial valuation of the motion picture option agreements, were derived from what Management believes to be arms length negotiation.

As of December 31, 2000, the motion picture and television rights have been disposed of.

NOTE 2 - INCOME TAXES

As of December 31, 2000, the Company has a net operating loss carry-forward for income tax reporting purposes of approximately $210,000 that may be offset against future taxable income through 2011.

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

                                        TRADAMAX GROUP
                                        (Registrant)


Date:             March 6, 2001         By: /s/ Conrad Diaz
                                            ---------------
                                                Conrad Diaz
                                                (Principal Executive Officer)


Date:             March 6, 2001         By: /s/ Conrad Diaz
                                                -----------
                                                Conrad Diaz
                                                (Principal Financial and
                                                Accounting Officer)