Form 10QSB
period 2001-03-31
TRADAMAX GROUP
filed 2001-05-22
CIK 1096299

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the transition period from ___________ to __________


                       Commission File Number:  0-27733

                                TRADAMAX GROUP
            ------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  NEVADA                                  77-0497976
                ----------                                ----------
        (State or other jurisdiction                    (IRS Employer
      of incorporation or organization)               identification No.)

      2424 S.E. Bristol Street, Suite 330, Newport Beach, California, 92660
      ---------------------------------------------------------------------
               (Address of Principal Executive Offices)   (Zip Code)

        Registrant's telephone number, including area code:  949-585-7696


                     APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date:  May 11, 2001       23,000,000

Transitional Small Business Disclosure Format (check one).  Yes  [ ]   No  [X]


-------------------------------------------------------------------------------

                                TRADAMAX GROUP
                         (A Development Stage Company)

                                BALANCE SHEET
                                [In Thousands]

                                              March 31,         March 31,
                                                 2001              2000
                                             -----------       -----------
                   Assets
                   ------

Cash, Cash equivalents and
     Marketable securities (Note 1)            $   657           $  -

Accounts Receivable, Net and Prepaid
     Expenses (Note 1)                             347              -

Property and Equipment                           1,483              -

Investment at cost (Note 1)                     10,300              -

Motion Picture and Television Rights                 0                13
                                               -------           -------
                                                12,787                13
                                               -------           -------

     Liabilities and Stockholders Equity
     -----------------------------------

Accounts Payable and Accrued Expenses          $   317           $     5

Notes, Debentures and Lease Payable                908              -

Total Liabilities                                1,225                 5
                                               -------           -------

Preferred Stock, $.001 par value; 100,000,000
Shares Authorized, 1,000,000 shares $10.00
stated value Issued and outstanding                  1              -

Note Receivable for Preferred Stock (Note 1)    (4,000)             -

Common Stock, $.001 par value; 100,000,000
Shares Authorized, $16,500,000 shares issued
And outstanding (Note 3)                            17                12

Additional Paid Capital                          4,900                 1

Retained Earnings (Deficit)                     10,644                (8)
                                               -------           -------
Total Stockholders' Equity                      11,562                 5
                                               -------           -------
                                               $12,787           $    13
                                               -------           -------

           See accompanying notes and accountants' report.


-------------------------------------------------------------------------------

                                TRADAMAX GROUP
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                                [In Thousands]

                                                                    Cumulative
                                    For the           For the          Since
                                  Three Months      Nine Months    July 9, 1999
                                     Ended             Ended       Inception of
                                   March 31,         March 31,      Development
                                 2001     2000     2001     2000       Stage
                                ------   ------   ------   ------   -----------
Revenues                        $  -     $  -     $  -     $  -        $  -
                                ------   ------   ------   ------      ------

General & Administrative           593        3      863        3         863
                                ------   ------   ------   ------      ------

Operating Loss                     593        3      863        3         863

Other income (expense):
  Interest expense                 -        -        -        -           -

Reorganization items:
  Administrative fee               -        -        -        -           -
                                ------   ------   ------   ------      ------

Loss before taxes

Income taxes                       -        -        -        -           -
                                ------   ------   ------   ------      ------

     Net Loss                   $ (593)  $   (3)  $ (863)  $   (3)     $ (863)
                                ======   ======   ======   ======      ======

           See accompanying notes and accountants' report.


-------------------------------------------------------------------------------

                                TRADAMAX GROUP
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                                [In Thousands]

                                                                    Cumulative
                                                                       Since
                                                For the            July 9, 1999
                                      For the Nine Months Ended    Inception of
                                               March 31,           Development
                                          2001          2000           Stage
                                      -----------   -----------     -----------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net Loss                              $(1,971)      $    (3)        $(1,977)
  Increase (Decrease) in Accounts
     Payable                                317             3             317
  Increase (Decrease) in Accrued
     Liabilities                            905           -               908
                                        -------       -------         -------
  Net Cash Used in Operating
     Activities                             855           -               863
                                        -------       -------         -------

CASH FLOWS FROM
INVESTING ACTIVITIES:
  Investment in Motion Picture and
     Television rights                      -             -               (14)
                                        -------       -------         -------
  Net cash provided by investing
     Activities                             -             -               (14)
                                        -------       -------         -------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed by shareholder          -             -                12
                                        -------       -------         -------
Net Cash Provided by
Financing Activities                        -             -                12
                                        -------       -------         -------

Net (Decrease) Increase in
  Cash and Cash Equivalents                (843)          -               -

Cash and Cash Equivalents at
  Beginning of Period                         0           -               -
                                        -------       -------         -------

Cash and Cash Equivalents at
  End of Period                         $   657       $   -           $   -
                                        =======       =======         =======


SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION
  Cash paid during the year for:
     Interest                           $   -         $   -           $   -
     Franchise and income taxes         $   -         $   -           $     1

SUPPLEMENTAL DISCLOSURE
  OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
     None

           See accompanying notes and accountants' report.


-------------------------------------------------------------------------------

                                TRADAMAX GROUP
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED MARCH 31, 2001



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


This summary of accounting policies for Tradamax Group is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The unaudited financial statements as of March 31, 2001 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results, which can be expected for full years.

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

Loss per Share

The reconciliation of the numerators and denominators of the basic loss per share computations are as follows:

                                 Income         Shares       Per-Share
                               (Numerator)   (Denominator)     Amount
                              ------------   ------------   ------------
    FOR THE THREE MONTHS
    ENDED MARCH 31, 2001
    --------------------
Basic Loss per Share
Loss to common shareholders   $   (593,000)    23,000,000     $  (.03)
                              ============   ============     ========

    FOR THE NINE MONTHS
    ENDED MARCH 31, 2001
Basic Loss per Share
Loss to common shareholders   $   (855,000)    23,000,000     $  (.04)
                              ============   ============     ========

The effect of outstanding common stock equivalents is anti-dilative for March 31, 2000 and 1999 and is thus not considered.

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



NOTE 2 - INCOME TAXES


As of March 31, 2001, the Company has a net operating loss carry-forward for income tax reporting purposes of approximately $1,977,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.



NOTE 3 - DEVELOPMENT STAGE COMPANY


The Company has only recently begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.



NOTE 4 - COMMITMENTS


The Company rents office space in Newport Beach California for which total annual expenditure is approximately $12,000.00. The company further canceled its lease in Vancouver, Canada.



NOTE 5 - STOCK SPLIT AND NAME CHANGE


The Board of Directors authorized a name change to Tradamax Group, a symbol change to "TDMX" and a 10% stock dividend, which was effective on April 30, 2001, following which there are 23,000,000 shares issued and outstanding.

All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 and 1999 have not been restated to reflect the stock split because the stock split was not in effect until April 30, 2001.


-------------------------------------------------------------------------------

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.


Item 2.   Changes in Securities

On April 5, 2001, the board of directors authorized a ten percent (10%) Stock dividend payable to Common Stockholders of record on April 30, 2001.
Fractional shares will not be issued, but will be rounded to the next whole share. The Company also issued 1,000,000 restricted common shares on March 23, 2001 in anticipation of completing the purchase of e-GreenCoffee.com.


Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.


Item 5.   Other Information

On January 22, 2001, Mr. Conrad Diaz became a member of the Board of Directors and was later Elected as the Corporate Secretary of the Company.

Mr. Diaz has 15 years experience in management and accounting. He has held positions as controller and Director in various international companies including the Boy Scouts of America and Allied Biotechnology International, Inc.

On March 21, 2001, the board of directors appointed Michael J. Skellern to the Board of Directors, joining Joseph L. Searles, III, Conrad Diaz and
Peter A. Stedwell as directors. Mr. Skellern was also appointed President and Chief Executive Officer.

Mr. Skellern has more than 20 years experience as a chief executive of international companies. Mr. Skellern has been President and Chief Executive Officer of Pacific International, Inc., an international corporate development company based in Asia, responsible for the development of numerous international business development projects for multi-national corporations.

The Company has moved its principal Executive Offices to 2424 S.E. Bristol Street, Suite 330, Newport Beach California 92660.


Item 6.   Exhibits and Reports on Form 8-K

          (1) Incorporated by reference to the Registrant's registration statement on Form 10K-SB filed on May 8, 2000.

               (a) The Company filed a report on Form 8-K on January 12, 2001, to report, among other things, a perpetual license agreement.


-------------------------------------------------------------------------------

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                TRADAMAX GROUP
                                 (Registrant)




Date:  May 15, 2001                    By:  /s/ Conrad Diaz
                                            ---------------
                                                Conrad Diaz
                                                (Principal Financial
                                                 and Accounting Officer)