Form 10QSB
period 2001-06-30
TRADAMAX GROUP
filed 2001-08-20
CIK 1096299

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

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

      30211 Avenida De Las Banderas, Rancho Santa Margarita, Calif. 92688
      ---------------------------------------------------------------------
               (Address of Principal Executive Offices)   (Zip Code)

                                (949) 766-9700
                                --------------
                          (Issuer's telephone number)


                     APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date:  August 15 , 2001    48,200,000

Transitional Small Business Disclosure Format (check one).  Yes  [ ]   No  [X]


-------------------------------------------------------------------------------

                               PRELIMINARY NOTE

     Due to the Company's inability to gather necessary information for full disclosure on a timely basis and the pending legal proceedings described in
Item 1 of Part II, the Company was unable to obtain a review of its June 30, 2001 financial statements by an independent certified accountant. If and when the Company is able to obtain a review by an independent certified accountant, the Company will file an amendment to this Form 10-QSB containing the reviewed financial statements.


-------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                TRADAMAX GROUP
                         (A Development Stage Company)

                                BALANCE SHEET
                                [In Thousands]
                                  (Unaudited)

                                               June 30,          June 30,
                                                 2001              2000
                                             -----------       -----------
                   Assets
                   ------
Cash, Cash equivalents and
     Marketable securities (Note 1)           $      1          $   -

Accounts Receivable, Net and Prepaid
     Expenses (Note 1)                             266              -

Property and Equipment                           1,236              -

Investment at cost (Note 1)                     21,330              -

Motion Picture and Television Rights              -                   14
                                              --------          --------

Total Assets                                  $ 22,833          $     14
                                              ========          ========


     Liabilities and Stockholders Equity
     -----------------------------------
Accounts Payable and Accrued Expenses         $    215          $      8

Notes, Debentures and Lease Payable                917              -
                                              --------          --------
Total Liabilities                                1,132                 8

Preferred Stock,; 100,000,000 Shares
     Authorized, 2,120,000 shares $10.00
     stated value Issued and outstanding        21,200              -

Common Stock, $.001 par value; 100,000,000
     Shares Authorized, 48,200,000 shares
     issued and outstanding (Note 3)                48                12

Additional Paid Capital                          3,055                 1

Retained Earnings (Deficit)                     (1,782)               (8)
                                              --------          --------
Net Income                                        (820)             -
                                              --------          --------
Total Stockholders' Equity                      21,701                 6
                                              --------          --------

Total Liabilities & Equity                    $ 22,833          $     14
                                              ========          ========

                            See accompanying notes.


-------------------------------------------------------------------------------

                                TRADAMAX GROUP
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                                [In Thousands]
                                  (Unaudited)

                                                                    Cumulative
                                For the           For the              Since
                                Six Months         Nine Months     July 9, 1999
                                  Ended               Ended        Inception of
                                 June 30,            June 30,       Development
                              2001      2000      2001      2000       Stage
                            -------   -------   -------   -------   -----------
Revenues                    $   -     $   -     $   -     $   -       $   -
                            -------   -------   -------   -------     -------

General & Administrative        820       -       1,049       -         2,602
                            -------   -------   -------   -------     -------

Operating Loss                  820       -       1,049       -         2,602

Other income (expense):
  Interest expense              -         -         -         -           -

Reorganization items:
  Administrative fee            -         -         -         -           -
                            -------   -------   -------   -------     -------

Loss before taxes
Income taxes                    -         -         -         -           -
                            -------   -------   -------   -------     -------

  Net Loss                  $  (820)  $   -     $(1,049)  $   -       $(2,602)
                            =======   =======   =======   =======     =======

                            See accompanying notes.


-------------------------------------------------------------------------------

                                TRADAMAX GROUP
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                                [In Thousands]
                                  (Unaudited)

                                                                    Cumulative
                                                                       Since
                                                                   July 9, 1999
                                      For the Six Months Ended     Inception of
                                               June 30,             Development
                                          2001          2000           Stage
                                      -----------   -----------     -----------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                              $      (820)  $      -        $   (2,602)
Increase (Decrease) in
  Accounts Payable                            820          -             2,602
Increase (Decrease) in
  Accrued Liabilities                         820          -             2,602
                                      -----------   -----------     ----------

Net Cash Used in Operating
  Activities                                  387          -               394
                                      -----------   -----------     ----------

CASH FLOWS FROM
INVESTING ACTIVITIES:
Investment in Motion Picture and
  Television rights                          -             -               (14)
                                      -----------   -----------     ----------

Net cash provided by investing
  Activities                                 -             -               (14)
                                      -----------   -----------     ----------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed by shareholder           -             -             3,055
                                      -----------   -----------     ----------

Net Cash Provided by
  Financing Activities                       -             -              -
                                      -----------   -----------     ----------

Net (Decrease) Increase in
Cash and Cash Equivalents                    (656)         -              (750)

Cash and Cash Equivalents at
  Beginning of Period                         657          -              -
                                      -----------   -----------     ----------

Cash and Cash Equivalents at
  End of Period                       $         1   $      -        $        1
                                      ===========   ===========     ==========


SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                            $      -      $      -        $     -
  Franchise and income taxes          $      -      $      -        $        1

SUPPLEMENTAL DISCLOSURE
OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Cybavest was issued 25,000,000 shares
of Common Stock Series 144 for
liabilities of $750,000 thereby
canceling the obligation.

                            See accompanying notes.


-------------------------------------------------------------------------------

                                TRADAMAX GROUP
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED JUNE 30, 2001
                                  (Unaudited)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


This summary of accounting policies for Tradamax Group is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The unaudited financial statements as of June 30, 2000 and for the twelve months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the twelve months. Operating results for interim periods are not necessarily indicative of the results, which can be expected for full years.

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

Reclassification

Certain reclassifications have been made in the 2000 and 1999 financial statements to conform with the November 30, 2000 proforma presentation set forth in the Company's Form 8-K dated January 12, 2001.

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

Loss per Share

The reconciliation of the numerators and denominators of the basic loss per share computations are as follows:
                                 Income         Shares       Per-Share
                               (Numerator)   (Denominator)     Amount
                              ------------   ------------   ------------
    FOR THE NINE MONTHS
    ENDED JUNE 30, 2001
    --------------------
Basic Loss per Share
Loss to common shareholders   $ (2,602,000)    48,200,000     $   .05
                              ============   ============     ========

    FOR THE SIX MONTHS
    ENDED MARCH 31, 2001
Basic Loss per Share
Loss to common shareholders   $ (2,064,000)    21,000,000     $   .10
                              ============   ============     ========

The effect of outstanding common stock equivalents is anti-dilutive for December 31, 2000 and 1999 and is thus not considered.

Intangible Assets

Intangible assets are valued at cost and will be amortized on the income forecast method. The initial valuation of the motion picture option agreements, were derived from what Management believes to be arms length negotiation.

As of December 31, 2000 the motion picture and television rights have been disposed of.



NOTE 2 - INCOME TAXES


As of June 30, 2001, the Company has a net operating loss carry-forward for income tax reporting purposes of approximately $2,602,000 that may be offset against future taxable income through 2011.



NOTE 3 - DEVELOPMENT STAGE COMPANY


The Company has only recently begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.



NOTE 4 - COMMITMENTS


The Company does not lease or rent any office space.



NOTE 5 - STOCK SPLIT AND NAME CHANGE


The Board of Directors authorized a name change to Tradamax Group, a symbol change to "TDMX" and a 1 for 4 stock split, which was effective on January 12, 2001, following which there are 21,000,000 shares issued and outstanding.

All references in the accompanying financial statements to the number of common shares and pre-share amounts for 2000 and 1999 have been restated to reflect the stock split.



Item 2.  Management's Discussion and Analysis of Plan of Operation

     The Company has not yet begun its planned operations and, as a result, there were no revenues for the reporting period ending June 30, 2001. Commencement of operations is problematic in view of the pending legal proceedings. See "Legal Proceedings."

-------------------------------------------------------------------------------

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         On June 21, 2001, the Securities and Exchange Commission filed a complaint in the United States District Court for the Central District of California (Southern Division) against the Company, an adviser to the Company, and Conrad Diaz, an officer and director of the Company, alleging multiple violations of Securities Exchange Act of 1934 and seeking preliminary and permanent injunctive and other relief. The court entered a temporary restraining order, freezing the Company's assets, and a preliminary injunction on July 2, 2001. A date for the permanent injunction hearing has not yet been set. The Company and the other defendants have been cooperating with the SEC and voluntarily furnishing information with a view to resolving the legal proceeding.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 5.  Other Information

         Michael Skellern has submitted his resignation as President/CEO of Tradamax and is no longer affiliated with the Company.

         The Company has also elected to change the Year-end date to September 30.


Item 6.  Exhibits and Reports on Form 8-K


          (1) Incorporated by reference to the Registrant's registration statement on Form 10KSB filed on May 8, 2000.

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


                                TRADAMAX GROUP
                                 (Registrant)



Date:  August 20, 2001                 By:  /s/ Conrad Diaz
                                            ---------------
                                                Conrad Diaz
                                                (Principal Executive Officer)


Date:  August 20, 2001                 By:  /s/ Conrad Diaz
                                            ---------------
                                                Conrad Diaz
                                                (Principal Financial
                                                 and Accounting Officer)